Form 10-K
period 2006-12-31
Harley-Davidson Motorcycle Trust 2006-2
filed 2007-03-30
CIK 1363677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-124935-03

Harley-Davidson Motorcycle Trust 2006-2

(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-124935

Harley-Davidson Customer Funding Corp.

(Exact name of depositor as specified in its charter)

Commission file number of sponsor: 333-21793

Harley-Davidson Credit Corp.

(Exact name of sponsor as specified in its charter)

Delaware	51-6575354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company
Rodney Square North
1100 North Market Street	19890-0001
Wilmington, Delaware
(Address of principal executive offices)	(Zip Code)

Issuing entity’s telephone number, including area code:  (302) 651-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.      Not applicable.

Indicate the number of shares as of the latest practicable date.      Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the servicer, sponsor, the depositor or the issuing entity that is material to the holders of the notes. To the knowledge of the issuing entity, there are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Wilmington Trust Company (the “Owner Trustee”) or The Bank of New York Trust Company, N.A. (the “Indenture Trustee”) that is material to the holders of notes.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers in the United States and Canada and wholesale financial services to Harley-Davidson® motorcycle dealers and Buell® motorcycle dealers in the United States, Canada and Europe. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar retail motorcycle installment conditional sales contracts and similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity ─ Harley-Davidson Motorcycle Trust 2006-2 (the “Trust”) ─ and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (as well as similar agreements entered into in connection with the formation of similar trusts).

Annualized losses on HDCC's managed retail motorcycle loans totaled 1.41% in 2006 compared to 1.29% for the same period in 2005.  This increase in losses reflects continued pressure on values for repossessed motorcycles.  Managed retail loans include loans held by HDCC as well as those sold through securitization.  The 30-day delinquency rate for managed retail motorcycle loans at December 31, 2006 increased to 5.18% from 4.83% at December 31, 2005, and as a result it is expected that HDCC will experience higher credit losses as a percentage of managed retail motorcycle loans in 2007 as compared to 2006. The assets owned by the Trust may experience credit losses that are the same as, greater than or less than those of managed retail motorcycle loans as a whole. The Trust has disclosed its actual credit loss experience for January and February 2007 in Form 10-Ds that it has filed with the Securities and Exchange Commission.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the issuing entity as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

HDCC has been identified by the Trust as a servicer during the reporting period with respect to the pool assets held by the Trust. HDCC has provided a Servicer Compliance Statement, signed by an authorized officer, and such Servicer Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    List of Documents Filed as Part of this Report:

(1)   Not Applicable.

(2)   Not Applicable.

(3)   See Item 15(b).

(b)    Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.
4.1

Trust Agreement dated as of May 2, 2006 between Harley-Davidson Customer Funding Corp. (“CFC”) and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

4.2

Indenture dated as of May 1, 2006 between Harley-Davidson Motorcycle Trust 2006-2 (the “Trust”) and The Bank of New York Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.1

Transfer and Sale Agreement dated as of May 1, 2006 between Harley-Davidson Credit Corp. (“HDCC”) and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.2

Sale and Servicing Agreement dated as of May 1, 2006 among the Trust, CFC, HDCC, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A (File Number 333-124935-03), filed on June 14, 2006.

10.3

Administration Agreement dated as of May 1, 2006 among the Trust, HDCC, CFC and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.4

Underwriting Agreement dated as of May 23, 2006 among CFC, HDCC and J.P. Morgan Securities Inc., as representative for the several underwriters, incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2006.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from May 31, 2006 through December 31, 2006.

(c)    Not Applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARLEY-DAVIDSON MOTORCYCLE TRUST 2006-2

	By:	Harley-Davidson Credit Corp.,
as Servicer

	By:	/s/ Perry A. Glassgow
Perry A. Glassgow
Vice President and Treasurer

March 28, 2007

EXHIBIT INDEX

Exhibit
4.1

Trust Agreement dated as of May 2, 2006 between Harley-Davidson Customer Funding Corp. (“CFC”) and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

4.2

Indenture dated as of May 1, 2006 between Harley-Davidson Motorcycle Trust 2006-2 (the “Trust”) and The Bank of New York Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.1

Transfer and Sale Agreement dated as of May 1, 2006 between Harley-Davidson Credit Corp. (“HDCC”) and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.2

Sale and Servicing Agreement dated as of May 1, 2006 among the Trust, CFC, HDCC, and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K/A (File Number 333-124935-03), filed on June 14, 2006.

10.3

Administration Agreement dated as of May 1, 2006 among the Trust, HDCC, CFC and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

10.4

Underwriting Agreement dated as of May 23, 2006 among CFC, HDCC and J.P. Morgan Securities Inc., as representative for the several underwriters, incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (File Number 333-124935-03), filed on June 6, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Trust Company, N.A. for the year ended December 31, 2006.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from May 31, 2006 through December 31, 2006.